Form 10KSB
period 2007-12-31
Eagle Bend Holding CO
filed 2008-11-13
CIK 1419143

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

Commission File No. 000-53484

EAGLE BEND HOLDING COMPANY
 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	13-4294618
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

5445 DTC Parkway, Suite 940
Greenwood Village, CO	80111
(Address of principal executive offices)	(zip code)

(720) 488-5409
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $129,005. Our shares of common stock are not currently quoted on any trading market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  October 1, 2008, was 10,235,000.

FORM 10-KSB

Eagle Bend Holding Company

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Eagle Bend,” “we,” “us,” and “our,” refer to Eagle Bend Holding Company, a Nevada corporation and our wholly-owned subsidiary. Except as we might otherwise specifically indicate, all references us include our subsidiary.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have had a history of losses and may continue to have losses in the future.  As a result, we may never become profitable, and we could go out of business.

We were formed as a Nevada corporation in March, 2005. Our wholly-owned, subsidiary, Preserve Communications Services, Inc., a Colorado corporation, was formed in May, 2003. Neither we, nor our subsidiary, have ever been profitable. We have a history of losses. For the fiscal years ended December 31, 2006 and 2007, we had net losses of $1,517 and $49,266, respectively. Our revenues depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Our operations are subject to our ability to successfully market our services. We have a history of losses and cannot say that we have the ability to successfully market our services. Investors could lose their entire investment in us.

Because we have had a history of losses, we cannot say that we have the ability to successfully develop and to market our database management products and services. Further, there is the possibility that our continued operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Therefore, investors should consider an investment in us to be an extremely risky venture, for which they could reasonably be expected to lose their entire investment.

We currently have only one client. The loss of this client would mean the loss of our entire revenue stream. If we lose this client and cannot replace the revenue, we may go out of business.

At the present time, we have only one client, Iptimize, Inc. This client generates our only source of  revenue. If we lose this client, we lose our only source of revenue. We are actively seeking other clients, but cannot guarantee that we will be successful in generating either additional clients or revenue. The revenue generated by this client alone could get us close to achieving profitabililty. However, we plan to try to find additional clients to broaden our revenue base. In any case, at the present time, if we lose this client and cannot replace the revenue, we may go out of business.

Our contract with our one client calls for payment of our services in cash and stock. To the extent that we are unable to sell the stock we receive from our client at a favorable price, or at any price, we would see our revenues correspondingly reduced. If our revenues are sufficiently reduced because of our inability to sell the stock, we may not be able to operate profitably.

Our contract with our one client calls for payment of our services in cash and stock. However, given the current state of the market and the thin market capitalization of this stock, we may not be able to sell the shares at a favorable price, or at any price. To the extent that we are unable to successfully sell the stock, we would correspondingly reduce the revenues we will receive under this contract. If our revenues are sufficiently reduced because of our inability to sell the stock, we may not be able to operate profitably.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our business is highly competitive. We compete with numerous established companies having substantially greater financial resources and experience than we have. There can be no guarantee that we will ever be able to compete successfully.  Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth. As a result, our investors could lose their entire investment.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Koch, our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Koch. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock price may be volatile, and you may not be able to resell your shares at or above the public sale price.

There has been, and continues to be, a limited public market for our common stock. Our common stock is not quoted anywhere. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other consulting service oriented companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our services;

*	the loss of one or more key clients; and

*	departures of key personnel.

We have no experience as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. If we cannot successfully comply, we may go out of business and you may lose your investment.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to comply as a public company could be the basis of your losing your entire investment in us.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities. You may never be able to liquidate your investment.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. You may never  be able to liquidate your investment.  Once a market develops, the market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*     actual or anticipated fluctuations in our operating results;

*     changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*     changes in market valuations of other companies, particularly those that market services such as ours;

*     announcements by us or our competitors of significant innovations,  acquisitions, strategic partnerships, joint ventures or capital commitments;

*     introduction of product enhancements that reduce the need for our products;

*     departures of key personnel.

Of our total outstanding shares as of September 15, 2008, a total of 7,910,000, or approximately 87%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may never be able to liquidate your investment at price satisfactory to you.

Our securities do not currently trade in any market. However, securities of companies such as ours which do trade have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

General

We were incorporated in March, 2005 to acquire Preserve Communications Services, Inc., a Colorado corporation. We conduct all operational activities through Preserve Communications Services, Inc.

In March, 2005, we issued 10,110,000 restricted common shares to various individuals for cash, past services, and for property, including the transfer of 100% of the capital stock of Preserve Communications Services, Inc.  As a result, Preserve Communications Services, Inc. became our wholly-owned subsidiary.

On April 15, 2005, we filed with the Colorado Division of Securities (the "Division"), Denver, Colorado, a Limited Registration Offering Statement under cover of Form RL pursuant to the Colorado Securities Code, relating to a proposed offering of 100,000 Common Shares of ours. The Registration was declared effective by the Division on May 26, 2005. The offering was closed on November 23, 2005. We raised $100,000 and sold a total of 100,000 shares in the Offering.

Preserve Communications Services, Inc. was incorporated in May, 2003 for the purposes of acting as an investor relations company, which provides its clients with professional communication services within the investment banking, brokerage, and investor community. Preserve Communications Services, Inc. has historically focused its marking efforts on micro-cap companies, designing communication strategies and databases for these clients.  We work with our customers on a fee basis.

 We have not been subject to any bankruptcy, receivership or similar proceeding.

 Our address is 5445 DTC Parkway, Suite 940, Greenwood Village, Colorado 80111.  Our telephone number is (720) 488-5409.

Organization

We are comprised of one corporation with one wholly-owned subsidiary, Preserve Communications Services, Inc.  All of our operations are conducted through this subsidiary.

Operations

We promote awareness and develop interest in our clients to the investment banking, brokerage, and investor community. We call this activity professional communications services.

We start with a database, which we rent, from which we can have access to more than 35,000 contacts in the United States. This database lists money managers, retail stock brokers, and financial analysts and publication. We have the capability in this database to target contacts by region, industry, investment style and market cap emphasis, which provides the resources to build a personalized database for each client. This personalized database can be updated and managed.

When we contract with a client, we look for those organizations and persons within our database who we believe would have an interest in our client, based upon the client company’s industry, size, and geographical location and the corresponding kinds of investments which the organizations and persons within our database have shown a historical interest in investing.

We send emails of relevant client public information to the organizations and persons within our database who we believe may be compatible with our client. This client public information can consist of press releases, company profiles, and analyst reports.

We monitor the emails and develop a list of potentially interested organizations and persons within our database. We send periodic reports to our clients concerning the interest which we have generated. Our clients then directly contact the potentially interested organizations and persons within our database to further develop interest in the company.

We charge a monthly flat fee for these services, which varies with the client. Our typical client agreement is for a period of between six and twelve months.

We also have the capability to use the client’s own shareholder database to send communications to the client’s shareholders as a method of generating awareness and continued interest among shareholders in the activities of their own company, which may cause them to further invest in their own company.

We always seek to expand our present base of clients with whom we will work. We utilize the expertise and existing business relationships of our principal officers to develop these opportunities. Each individual  utilizes his previous contacts in business to develop potential opportunities. All operational decisions will be made solely by our management. Our management has had extensive experience in this business.

To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

Markets

Our marketing plan is focused completely on expanding our customer base and individual projects. As of the date hereof, we have one client, Iptimize, Inc.   We are dependent upon this major customer. We utilize the expertise of our principal officers to develop our business. Each individual will utilize previous contacts in business to develop potential opportunities.

We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that exist. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we always seek to develop and expand on already existing relationships to develop a competitive edge.

Raw Materials

        We do not use raw materials in our business.

Clients and Competition

The development and marketing of database management products and services is very dynamic and subject to sudden change. Almost all of the companies in this industry have greater resources and expertise than the Company. We view our principal competitors as being Elite Financial Communications Group, Aurelius Consulting Group, and Pfeiffer High Investor Relations. Each of these companies represents the same type of customer base as we do. All of these companies have greater resources and operating histories than we do. Our principal effort at this point will be to develop a base of customers and projects. No single company currently dominates any portion of the market.

Competition with these companies, if they provide better services than we do. could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth..

Backlog

At December 31, 2007, we had no backlogs.

Employees

We have two employees. Neither Mr. Keith Koch, our President, or Mr. Steven R. Hinkle, our Secretary receive a salary or any compensation as employees. We have no plans to compensate them as employees  in the future. However, we reimburse our employees for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

Proprietary Information

           We own no proprietary information.

Government Regulation

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, located at 5445 DTC Parkway, Suite 940, Greenwood Village, Colorado 80111. Our telephone number is (720) 488-5409.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our office space from S.R. Hinkle, Inc., a company which is an affiliated with Messrs. Hinkle and Koch, our major shareholders. We currently pay no rent for this space, which is leased on a month-to-month basis. Previously, Preserve Communications Services had a written agreement, which is no longer in effect, with S.R. Hinkle, Inc. to provide for reimbursement of S.R. Hinkle, Inc. for use of its office facilities and for management fees to be paid to Mr. Hinkle and Mr. Koch. We also utilize the office furniture and equipment of S.R. Hinkle, Inc., which we use in our operations. Otherwise, we have no properties.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of September 15, 2008, there were fifty record holders of our common stock and there were 10,235,000 shares of our common stock outstanding.

Market Information

No public market currently exists for shares of our common stock. We intend to seek market makers to quote our common stock on the Over-the-Counter Bulletin Board.

Equity Compensation Plan Information

            We have no outstanding stock options or other equity compensation plans.

The Securities Enforcement and Penny Stock Reform Act of 1990

           The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

           Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer  and of the rights and remedies available to the customer with respect to a  violation to such duties or other requirements of the Securities Act of  1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Balance Sheet Data: 12/31/07

Cash	$19,321
Total assets	$28,148
Total liabilities	$6,656
Shareholders' equity	$21,492

Balance Sheet Data: 12/31/06

Cash	$52,723
Total assets	$52,723
Total liabilities	$71,308
Shareholders' equity	$70,758

Operating Data: 12/31/07

Revenue	$129,005

Operating Expenses	$178,271
Net Loss	$(49,266)

Operating Data: 12/31/06

Revenue	$196,397

Operating Expenses	$197,914
Net Loss	$(1,517)

Results of Operations

We began to generate revenue in 2003 through our wholly owned subsidiary. However, we have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year. For the fiscal year ended December 31, 2007, we had a net loss of $49,266. For the fiscal year ended December 31, 2006, we had a net loss of $1,517.

For the fiscal year ended December 31, 2007, we had revenues of $129,005. For the fiscal year ended December 31, 2006, we had revenues of $196,397.

The revenues for all of the relevant periods in this discussion came from sales of services in our subsidiary, Preserve Communications Services, Inc., a Colorado corporation. Our revenues have decreased significantly compared to our revenues for the last fiscal year.  We believe that our revenue model is responsible for these fluctuations in revenue.

In 2006, we charged each client an average of $2,000 per month for our services. We believe that we were successful in generating clients at that revenue level. However, a client needs our services for between six and twelve months and typically does not renew.

At the end of 2007, we decided to develop a higher volume of clients and to change our price structure to an average of $1,000 per month per client to achieve this increased volume. The actual result which we began to see in 2008 was fewer clients paying lower fees, with the result that we had much lower revenue.

Our new model is to focus on fewer and higher paying clients. In August, 2008, we signed a consulting agreement through our wholly-owned subsidiary with Iptimize, Inc., a public company. This contract, which began on September 1, 2008, runs through August 31, 2009. The potential revenue from this agreement  is $10,000 per month, allocated $5,000 in cash and $5,000 in securities. As of October 15, 2008, we had received two cash payments of $5,000 each under this contract. We have also received 40,000 shares of securities.

We must sell the securities we receive under the contract to generate cash, but believe that there is a sufficient market in these securities for us to realize the equivalent of $5,000 per month in sales during the life of the contract. However, given the current state of the market and Iptimize’s thin market capitalization, we may not be able to sell the shares at a favorable price, or at any price, which would correspondingly reduce the revenues we will receive under this contract.

At the present time, Iptimize is our only client and generates our only source of  revenue. If we lose this client, we lose our only source of revenue. We are actively seeking other clients, but cannot guarantee that we will be successful in generating either additional clients or revenue. The revenue generated by this client alone could get us close to achieving profitabililty. However, we plan to try to find additional clients to broaden our revenue base. In any case, at the present time, if we lose this client and cannot replace the revenue, we may go out of business.

This is our new revenue model, which we believe could result in our operations becoming profitable by the end 2009, provided that we can keep our general and administrative costs under control and can generate an additional client at the same revenue level.

We plan to increase our marketing costs in 2009. In order to generate additional revenue, we believe that we must aggressively market our services. We are currently planning to do so. Our ability to attract new clients is related to our marketing efforts, including the use of referrals.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended December 31, 2007 was $178,271. For the fiscal year ended December 31, 2006, we had operating expenses of $197,914. The major components of operating expenses include salaries, rental of data base, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses.

Because our operating expenses our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant as sales improve except for costs associated with marketing, which could cause our operating expenses to increase, although we do not believe that it would increase materially. The cost of renting the data base is a fixed cost, which we have begun to pay again to service our client. Hence each additional sale has minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace. Our marketing costs have been approximately $ 10,000 per year, which was used primarily for attending conferences. We plan to continue to focus our marketing in the Denver Metropolitan area through referrals for the remainder of 2008, so we do not believe that our marketing costs will increase substantially through the end of 2008.
.
We decided to become a public company to have greater access to the capital markets. We estimate that the costs of being a public company, including legal and accounting expenses, will be approximately $30,000 per year. We believe that this cost will be offset by our ability to raise capital, which we believe will be beneficial to our business and to our shareholders. We have no specific plans to raise capital at this time and do not anticipate developing any such activities until a trading market develops for our common shares.

To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $85,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such additional funds as may be necessary through December 31, 2008 for working capital purposes. We do not foresee the necessity of such loans, at this time. In the past, Mr. Koch and Mr. Hinkle have only made one loan to us, which has been repaid.

On the other hand, in with the support of Mr. Koch and Mr. Hinkle, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that, once a trading market has developed for our common shares, we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that such additional financing will be available when needed on favorable terms, or at all.

We may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $80,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

For the fiscal year ended December 31, 2007, we had cash or cash equivalents of $19,321.

Net cash used for operating activities for the fiscal year ended December 31, 2007 was $33,402.

Cash flows used for investing activities for all periods were zero expect for the fiscal year ended December 31, 2006, which was $999. This consisted of a purchase of equipment.

Cash flows provided by financing activities for all periods were zero for all relevant periods.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient revenues within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. We have no specific plans to raise capital at this time and do not anticipate developing any such activities until a trading market develops for our common shares. We believe that once we have developed a trading market for our common shares, we be able to develop a plan to raise additional capital.

Our primary activity will be to seek to develop clients and, consequently, our revenues. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Our plan for the next twelve months beginning July 1, 2008 is to increase our marketing program and thereby increase our revenues. With these increased revenues, we hope to be able to operate at a profit or at break even by the end of the twelve month period. Our plan is to generate more revenue to become profitable in our operations. In addition, we plan to use our referral sources to develop business.

Currently, we are conducting business only through Preserve Communications Services, Inc. and in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

Other than the shares offered by last offering no other source of capital has been identified or sought.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of 2009. We plan to do so with increased marketing, which we believe will generate increased revenue. We estimate that we must generate approximately $85,000 in sales per year to be profitable. Our consulting agreement with Iptimize could be worth as much as $120,000 per year to us, and should get us close to profitability, assuming we can sell the securities portion of our compensation at a favorable price.  We must sell the securities we receive under the contract to generate cash, but believe that there is a sufficient market in these securities for us to realize the equivalent of $5,000 per month in sales during the life of the agreement. However, given the current state of the market and Iptimize’s thin market capitalization, we may not be able to sell the shares at a favorable price, or at any price, which would correspondingly reduce the revenues we will receive under this contract. Nevertheless, we believe that the development of revenue is the only significant variable in our ability to become profitable.

Our new model is to focus on fewer and higher paying clients. In August, 2008, we signed a consulting agreement through our wholly-owned subsidiary with Iptimize, Inc., a public company. This contract, which began on September 1, 2008, runs through August 31, 2009. The potential revenue from this agreement  is  $10,000 per month, allocated equally between cash and securities. This is our new revenue model, which we believe could result in our operations becoming profitable by the end of our fiscal year in 2009, provided that we can keep our general and administrative costs under control and can generate an additional client at the same revenue level.

            We have never been profitable. However, we believe that we can be profitable or at break even at the end of 2009, assuming sufficient revenue. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $85,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We might incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $80,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

            We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements of commencing on page F-1 are included with this prospectus.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

EAGLE BEND HOLDING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 & December 31, 2007
(Audited)

EAGLE BEND HOLDING COMPANY
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	18

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	19
Consolidated statements of operations	20
Consolidated statements of stockholders' equity	21
Consolidated statements of cash flows	22
Notes to consolidated financial statements	24

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Eagle Bend Holding Company
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheets of Eagle Bend Holding Company as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bend Holding Company as of December 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                             /s/ Ronald R. Chadwick, P.C.
May 2, 2008                                                                   RONALD R. CHADWICK, P.C.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2006	Dec. 31, 2007
ASSETS

Current assets
Cash	$52,723	$19,321
Total current assets	52,723	19,321

Accounts receivable	15,000	6,000
Fixed assets	5,462	5,462
Less accumulated depreciation	(1,877)	(2,635)
	18,585	8,827

Total Assets	$71,308	$28,148

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$550	$2,656
Due to related party		4,000
Total current liabilties	550	6,656

Total Liabilities	550	6,656

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,210,000 (2006 and 2007) and
10,235,000 (2008) shares issued
and outstanding	10,210	10,210
Additional paid in capital	134,490	134,490
Accumulated deficit	(73,942)	(123,208)

Total Stockholders' Equity	70,758	21,492

Total Liabilities and Stockholders' Equity	$71,308	$28,148

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007

Revenue	$196,397	$129,005

Operating expenses:
Depreciation	575	758
General and administrative	197,339	177,513
	197,914	178,271

Gain (loss) from operations	(1,517)	(49,266)

Other income (expense):
	-	-

Income (loss) before
provision for income taxes	(1,517)	(49,266)

Provision for income tax	-	-

Net income (loss)	$(1,517)	$(49,266)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,210,000	10,210,000

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Stock-
	Common Stock		Paid In	Accumulated	holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2005	10,210,000	$10,210	$134,490	$(72,425)	$72,275

Gain (loss) for the year				(1,517)	(1,517)

Balances at December 31, 2006	10,210,000	$10,210	$134,490	$(73,942)	$70,758

Gain (loss) for the year				(49,266)	(49,266)

Balances at December 31, 2007	10,210,000	$10,210	$134,490	$(123,208)	$21,492

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007
Cash Flows From Operating Activities:
Net income (loss)	$(1,517)	$(49,266)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	575	758
Prepaid expenses	1,935
Accounts receivable	(15,000)	9,000
Other assets
Accrued payables	(853)	6,106
Net cash provided by (used for)
operating activities	(14,860)	(33,402)

Cash Flows From Investing Activities:
Fixed assets	(999)
Net cash provided by (used for)
investing activities	(999)	-

(Continued On Following Page)

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007

Cash Flows From Financing Activities:
Sales of common stock
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(15,859)	(33,402)

Cash At The Beginning Of The Period	68,582	52,723

Cash At The End Of The Period	$52,723	$19,321

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Eagle Bend Holding Company (the “Company”), was incorporated in the State of Nevada on March 1, 2006. The Company was formed to act as a holding corporation for Preserve Communication Services, Inc., a Colorado corporation actively engaged in providing investor relation and promotional services for public companies. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. Preserve Communication Services, Inc. was incorporated in the State of Colorado on April 1, 2003. On March 10, 2006, in an acquisition classified as a transaction between parties under common control, Eagle Bend Holding Company acquired all the outstanding common shares of Preserve Communication Services, Inc. (8,910,000 Eagle Bend Holding Company common shares were issued for 7,000 common shares of Preserve Communication Services, Inc.), making Preserve Communication Services, Inc. a wholly owned subsidiary of Eagle Bend Holding Company. The results of operations of Eagle Bend Holding Company and Preserve Communication Services, Inc. have been consolidated from March 10, 2006 forward.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Eagle Bend Holding Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured. The Company earns revenues by providing public relations services to clients, primarily through means such as corporate profiles, reports, and news releases targeted to institutional investors. The Company typically contracts for these services on a flat monthly fee basis. Some contracts are long term, and some month to month. Revenue is generally recorded on a monthly basis as earned. The Company has no refund policy as fees are only billed when earned.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company's fixed assets at December 31, 2006 and 2007 consisted of office equipment of $999 and leasehold improvements of $4,463, with corresponding accumulated depreciation at each date of $1,877 and $2,635.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recent Accounting Pronouncements

In March 2007, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

In December 2007, the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has agreements in place with two corporations related by common control, whereby the Company pays the corporations a 16.67% referral fee on revenues earned from referrals by them to the Company. In 2006 and 2007 the related party corporations were paid $35,727 and $22,129 in referral fees. The Company also paid the corporations $45,000 and $54,000 in consulting fees in 2006 and 2007.

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2007

Deferred tax liability	$-	$-
Deferred tax asset arising from:
Net operating loss carryforwards	15,473	25,267
	15,473	25,267
Valuation allowance	(15,473)	(25,267)

Net Deferred Taxes	$-	$-

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	December 31, 2006	December 31, 2007

Tax at federal statutory rate (15%)	$(228)	$(7,390)
State income tax (5%)	(76)	(2,463)
Book to tax differences	82	58
Change in valuation allowance	222	9,795

	$-	$-

NOTE 4.  GOING CONCERN

The Company has suffered losses from operations and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to generate revenues from its promotional services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2007 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2007.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Set forth below, as of December 31, 2007, are the names of our directors and officers, all positions and offices with us held, the period during which he or she has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Keith Koch	54	President, Treasurer, Director

Steven R. Hinkle	55	Secretary and Director

 Mr. Koch has been the Company’s President, Treasurer and a Director since its inception.  From May 2003 to the present, he has been President of Preserve Communications Services, Inc., company which he founded. His responsibilities include marketing to and servicing customers with communication needs that can be serviced through databases via email. Mr. Koch devotes approximately forty hours per month to our company.

 From October 2002 to 2005, he was Director of Investment Banking/Denver for JP Turner & Co. L.L.C., a stock brokerage firm. His primary responsibility includes identifying companies desiring funding, primarily through initial public offerings and includes ensuring all regulatory requirements are adhered to, followed by preparing the company for marketing the offering to the JP Turner & Co. L.L.C. brokerage system and other interested broker dealers.

From 1998 to 2002, he was Director of Corporate Finance for Schneider Securities Inc. in Denver, Colorado. He was responsible for overseeing all aspects involving financings of private companies through initial public offerings managed by Schneider Securities.

From 1992 to 1998 Mr. Koch supervised an office of Schneider Securities, Inc. in which he was responsible for the registered representatives in that office. Mr. Koch held the required series 24 license for that position. Upon joining Schneider Securities, Inc. in 1990, he became a Registered Representative. He was licensed to sell securities to individuals he served. In his capacity Mr. Koch holds all necessary licenses to conduct his business, which included a series 7 and series 63. He has a high school diploma.

Mr. Hinkle has been the Company’s Vice President, Secretary  and a Director since its inception. In May, 2003, he was the co-founder of  Preserve Communications Services, Inc., with the titles of Vice President and Secretary.  His responsibilities include marketing the company’s services to potential customers, as well as developing strategies for expanding the company’s databases.

  Mr. Hinkle entered the securities business in 1977, as a register representative with Bosworth, Sullivan, & Company. From 1986 to 2001, he worked at Cohig & Associates in various capacities including Chief Operating Officer, President, Chief Executive Officer, and Chairman of the Board.  In August, 2001, he joined Schneider Securities as a Vice President.  In January, 2002, he participated in a group that bought controlling interest of Schneider Securities, Inc., and became Chairman of the Board.  In September, 2002, his group sold Schneider Securities, Inc. to J.P. Turner & Company, LLC.  He is currently a registered representative with J.P. Turner and Dynasty Capital Partners, Inc.. Mr. Hinkle has a B.A. in Political Science from the University of Colorado and a M.S.J.A. from the University of Denver. He devotes approximately forty hours per month to our company.

Neither of our directors can be considered to be independent.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

None of our officers or directors received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended December 31, 2005, 2006 or 2007.
SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Koch	2007(1)	$5,400	-0-	-0-	-0-	-0-	-0-	-0-	$5,400
Chief Executive	2006	$7,200	-0-	-0-	-0-	-0-	-0-	-0-	7,200
Officer	2005	$7,200	-0-	-0-	-0-	-0-	-0-	-0-	7,200
_____________

(1)
This represents salary paid to Mr. Koch.  Mr. Koch and Mr. Hinkle each received $600 per month in salary but are no longer paid a salary.   Otherwise we did not pay any compensation directly to our officers or directors or plan to do so in the future.

 We have oral agreements in place with two corporations affiliated with Messrs. Hinkle and Koch whereby we pay the corporations a 16.67% referral fee on revenues earned from referrals by them to us. In 2006 and 2007 the related party corporations were paid $35,727 and $22,129 in referral fees. We also paid the corporations $45,000 and $54,000 in consulting fees in 2006 and 2007, respectively.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of October 1, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 10,235,000 common shares were issued and outstanding as of October 1, 2008.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Keith Koch	3,955,000	38.65%
5445 DTC Parkway, Suite 940
Greenwood Village, Colorado 80111

Steven R. Hinkle	3,955,000	38.65%
5445 DTC Parkway, Suite 940
Greenwood Village, Colorado 80111

All Officers and Directors as a Group	7,910,000	77.3%
(two persons)
_______________

     (1) All ownership is beneficial and of record, unless indicated otherwise.

     (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease our office space from S.R. Hinkle, Inc., a company which is an affiliated with Messrs. Hinkle and Koch, our major shareholders. We currently pay no rent for this space, which is leased on a month-to-month basis. Previously, Preserve Communications Services had a written agreement, which is no longer in effect, with S.R. Hinkle, Inc. to provide for reimbursement of S.R. Hinkle, Inc. for use of its office facilities and for management fees to be paid to Mr. Hinkle and Mr. Koch. We also utilize the office furniture and equipment of S.R. Hinkle, Inc., which we use in our operations.

We have oral agreements in place with two corporations affiliated with Messrs. Hinkle and Koch whereby we pay their respective corporations, SR Hinkle and JSM Consulting a 16.67% referral fee on revenues earned from referrals by them to us. In 2006 and 2007 the related party corporations were paid $35,727 and $22,129 in referral fees. We also paid the corporations $45,000 and $54,000 in consulting fees in 2006 and 2007, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description
3.1*	Articles of Incorporation of Eagle Bend Holding Company
3.2*	Bylaws of Eagle Bend Holding Company
10.1*	Investor Relations Consulting Agreement
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

(b)   Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal years ended December 31, 2007 and 2006, along with the related consolidated statements of operations, stockholders’ equity and cash flows have been audited by Ronald R. Chadwick, P.C., of Aurora, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $8,500 for the fiscal year ended December 31, 2007 and $7,500 for the year ended December 31, 2006 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2008.

EAGLE BEND HOLDING COMPANY

By:	/s/ Keith Koch
Keith Koch, President, Chief Executive Officer, Chief Financial and Accounting Officer, Treasurer