Form 10-Q
period 2008-09-30
Eagle Bend Holding CO
filed 2008-11-13
CIK 1419143

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53484

Eagle Bend Holding Company
 (Exact Name of Registrant as specified in its charter)

Nevada	13-4294618
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

5445 DTC Parkway, Suite 940
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(zip code)

(720) 488-5409
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer []                                                                                                                     Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2008, was 10,235,000.

FORM 10-Q

Eagle Bend Holding Company

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Eagle Bend,” “we,” “us,” and “our,” refer to Eagle Bend Holding Company, a Nevada corporation and our wholly-owned subsidiary. Except as we might otherwise specifically indicate, all references us include our subsidiary.

ITEM 1.  FINANCIAL STATEMENTS

EAGLE BEND HOLDING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

EAGLE BEND HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)
ASSETS
Current assets
Cash	$19,321	$17,328
Total current assets	19,321	17,328

Accounts receivable	6,000	7,500
Fixed assets	5,462	5,462
Less accumulated depreciation	(2,635)	(3,203)
	8,827	9,759

Total Assets	$28,148	$27,087

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$2,656	$-
Due to related party	4,000
Total current liabilties	6,656	-

Total Liabilities	6,656	-

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,210,000 (2006 and 2007) and
10,235,000 (2008) shares issued
and outstanding	10,210	10,235
Additional paid in capital	134,490	159,465
Accumulated deficit	(123,208)	(142,613)

Total Stockholders' Equity	21,492	27,087

Total Liabilities and Stockholders' Equity	$28,148	$27,087

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008

Revenue	$17,500	$13,555	$138,005	$22,154

Operating expenses:
Depreciation	189	189	568	568
General and administrative	52,780	11,115	147,803	40,991
	52,969	11,304	148,371	41,559

Gain (loss) from operations	(35,469)	2,251	(10,366)	(19,405)

Other income (expense):
	-	-	-	-

Income (loss) before
provision for income taxes	(35,469)	2,251	(10,366)	(19,405)

Provision for income tax	-	-	-	-

Net income (loss)	$(35,469)	$2,251	$(10,366)	$(19,405)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,210,000	10,235,000	10,210,000	10,222,500

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(10,366)	$(19,405)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	568	568
Prepaid expenses
Accounts receivable	6,250	(1,500)
Other assets
Accrued payables	(550)	(6,656)
Net cash provided by (used for)
operating activities	(4,098)	(26,993)

Cash Flows From Investing Activities:
Fixed assets
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Financing Activities:
Sales of common stock	-	25,000
Net cash provided by (used for)
financing activities	-	25,000

Net Increase (Decrease) In Cash	(4,098)	(1,993)

Cash At The Beginning Of The Period	52,723	19,321

Cash At The End Of The Period	$48,625	$17,328

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Eagle Bend Holding Company (the “Company”), was incorporated in the State of Colorado on January 16, 2002. The Company sells art work and interior decorating to professional and business offices.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

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

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

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

 Our address is 5445 DTC Parkway, Suite 940, Greenwood Village, Colorado 80111.  Our telephone number is (720) 488-5409.

Results of Operations

       For the three months ended September 30, 2008, revenues were $13,555. For the three months ended September 30, 2007, revenues were $17,500. For the nine months ended September 30, 2008, revenues were $22,154. For the nine months ended September 30, 2007, revenues were $138,005.

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

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended September 30, 2008 were $11,304. Our operating expenses for the three months ended September 30, 2007 were $52,969.  Operating expenses for the nine months ended September 30, 2008 were $41,559. Our operating expenses for the nine months ended September 30, 2007 were $148,371. The major components of operating expenses include salaries, rental of data base, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three  and nine months ended September 30, 2008, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   As a result of the foregoing, we had a net profit of $2,251 ($0.00 per share) for the three months ended September 30, 2008 compared to a net loss of $35,469 ($0.00 per share) for the three months ended September 30, 2007. We had a net loss of $19,405 ($0.00 per share) for the nine months ended September 30, 2008 compared to a net loss of $10,366 ($0.00 per share) for the nine months ended September 30, 2007.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash or cash equivalents of $17,328, compared to $48,625 in cash or cash equivalents as of September 30, 2007.

Net cash used for operating activities was $26,993 for the nine months ended September 30, 2008 compared net cash used for operating activities of $4,098 for the nine months ended September 30, 2007. The major difference was our net income for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Cash flows provided by or used for investing activities were $-0- for all relevant periods.

Cash flows provided by or used for financing activities were $-0-  for the nine months ended September 30, 2008 compared to $25,000 for the nine months ended September 30, 2007. These cash flows were all related to stock sales.

Over the next twelve months we do not expect any material capital costs.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable on a quarterly basis by the end of 2008. We plan to do so with increased marketing, which we believe will generate increased revenue. We estimate that we must generate approximately $85,000 in sales per year to be profitable. Our consulting agreement with Iptimize could be worth as much as $120,000 per year to us, and should get us close to profitability, assuming we can sell the securities portion of our compensation at a favorable price.  We must sell the securities we receive under the contract to generate cash, but believe that there is a sufficient market in these securities for us to realize the equivalent of $5,000 per month in sales during the life of the agreement. However, given the current state of the market and Iptimize’s thin market capitalization, we may not be able to sell the shares at a favorable price, or at any price, which would correspondingly reduce the revenues we will receive under this contract. Nevertheless, we believe that the development of revenue is the only significant variable in our ability to become profitable.

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

            We have only recently been profitable. However, we believe that we can be profitable on a consistent quarterly basis at the end of 2008, assuming sufficient revenue. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $85,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have had a history of losses and may continue to have losses in the future.  We were profitable in our most recent fiscal quarter ended September 30, 2008. As a result, we may never become consistently profitable, and we could go out of business.

We were formed as a Nevada corporation in March, 2005. Our wholly-owned, subsidiary, Preserve Communications Services, Inc., a Colorado corporation, was formed in May, 2003. We have a history of losses. For the fiscal years ended December 31, 2006 and 2007, we had net losses of $1,517 and $49,266, respectively. However, we generated a profit of $2,251 in our most recent fiscal quarter ended September 30, 2008. Our revenues depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

*     departures of key personnel.

Of our total outstanding shares as of November 1, 2008, a total of 7,910,000, or approximately 87%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation of Eagle Bend Holding Company
3.2*	Bylaws of Eagle Bend Holding Company
10.1*	Investor Relations Consulting Agreement
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

           * Previously filed

Reports on Form 8-K

No reports have ever been filed under cover of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on NOVEMBER 13, 2008.

EAGLE BEND HOLDING COMPANY

By:	/s/ Keith Koch
Keith Koch
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)