Form 10-K
period 2008-12-31
Eagle Bend Holding CO
filed 2009-03-19
CIK 1419143

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
     Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  March 18, 2009, was 10,235,000.

FORM 10-K

Eagle Bend Holding Company

INDEX

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

Backlog

At December 31, 2008, we had no backlogs.

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

Item 1A. RISK FACTORS.

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

We were formed as a Nevada corporation in March, 2005. Our wholly-owned, subsidiary, Preserve Communications Services, Inc., a Colorado corporation, was formed in May, 2003. Neither we, nor our subsidiary, have ever been profitable. We have a history of losses. For the fiscal years ended December 31, 2008 and 2007, we had net losses of $27,653 and $49,266, respectively. Our revenues depend upon the revenues we can generate from our customers.   Even if we develop additional revenue, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

*     departures of key personnel.

Of our total outstanding shares as of March 18, 2009, a total of 7,910,000, or approximately 87%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 18, 2009, there were fifty-two record holders of our common stock and there were 10,235,000 shares of our common stock outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis and Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Balance Sheet Data: 12/31/07

Cash	$19,321
Total assets	$28,148
Total liabilities	$6,656
Shareholders' equity	$21,492

Balance Sheet Data: 12/31/08

Cash	$11,770
Total assets	$18,839
Total liabilities	$-0-
Shareholders' equity	$18,839

Operating Data: 12/31/07

Revenue	$129,005

Operating Expenses	$178,271
Net Loss	$(49,266)

Operating Data: 12/31/08

Revenue	$37,854

Operating Expenses	$65,507
Net Loss	$(27,653)

Results of Operations

We have been generating revenue since 2003 through our wholly owned subsidiary. However, we have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year. For the fiscal year ended December 31, 2007, we had a net loss of $49,266. For the fiscal year ended December 31, 2008, we had a net loss of $27,653.

For the fiscal year ended December 31, 2008, we had revenues of $37,854. For the fiscal year ended December 31, 2007, we had revenues of $129,005.

The revenues for all of the relevant periods in this discussion came from sales of services in our subsidiary, Preserve Communications Services, Inc., a Colorado corporation. Our revenues have decreased compared to our revenues for the last fiscal year.  We have one client who presently accounts for all of our revenue, which we believe explains these fluctuations in revenue. We continue to seek additional clients.

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

We do not plan to increase our marketing costs in 2009. However, in order to generate additional revenue, we believe that we must aggressively market our services.  We are currently planning to do so. Our ability to attract new clients is related to our marketing efforts, including the use of referrals.

Operating expenses, which includes depreciation and general and administrative expenses for the fiscal year ended December 31, 2008 was $65,507. For the fiscal year ended December 31, 2007, we had operating expenses of $178,271. The major components of operating expenses include salaries, rental of data base, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses.

Because our operating expenses our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant as sales improve except for costs associated with marketing, which could cause our operating expenses to increase, although we do not believe that it would increase materially. The cost of renting the data base is a fixed cost, which we have begun to pay again to service our client. Hence each additional sale has minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace. Our marketing costs have been approximately $ 10,000 per year, which was used primarily for attending conferences. We plan to continue to focus our marketing in the Denver Metropolitan area through referrals for the remainder of 2009, so we do not believe that our marketing costs will increase substantially through the end of 2009.
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

To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $85,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such additional funds as may be necessary through December 31, 2009 for working capital purposes. We do not foresee the necessity of such loans, at this time. In the past, Mr. Koch and Mr. Hinkle have only made one loan to us, which has been repaid.

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

We may incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

At December 31, 2008, we had cash or cash equivalents of $11,770, compared to $19,321 at December 31, 2007.

Net cash used for operating activities for the fiscal year ended December 31, 2008 was $32,551, compared to $33,402 used for operating activities for the fiscal year ended December 31, 2007.

Cash flows provided or used for investing activities were zero for all relevant periods.

Cash flows provided by financing activities for the fiscal year ended December 31, 2008 was $-0-, compared to $25,000 provided by financing activities for the fiscal year ended December 31, 2007. This amount in 2007 was related to the sale of common stock.

Over the next twelve months we expect no material capital costs.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient revenues within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. We have no specific plans to raise capital at this time and do not anticipate developing any such activities until a trading market develops for our common shares. We believe that once we have developed a trading market for our common shares, we be able to develop a plan to raise additional capital.

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

Plan of Operation

Our plan for the next twelve months beginning January 1, 2009 is to increase our marketing program and thereby increase our revenues. With these increased revenues, we hope to be able to operate at a profit or at break even by the end of the twelve month period. Our plan is to generate more revenue to become profitable in our operations. In addition, we plan to use our referral sources to develop business.

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

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

            We have never been profitable. However, we believe that we can be profitable or at break even at the end of 2009, assuming sufficient revenue. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $85,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We might incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

            We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EAGLE BEND HOLDING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007,
& December 31, 2008
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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Eagle Bend Holding Company
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheets of Eagle Bend Holding Company as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bend Holding Company as of December 31, 2007 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 12, 2009	RONALD R. CHADWICK, P.C.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2008
ASSETS

Current assets
Cash	$19,321	$11,770
Total current assets	19,321	11,770

Accounts receivable	6,000	5,000
Fixed assets	5,462	5,462
Less accumulated depreciation	(2,635)	(3,393)
	8,827	7,069

Total Assets	$28,148	$18,839

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$2,656	$-
Due to related party	4,000
Total current liabilties	6,656	-

Total Liabilities	6,656	-

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,210,000 (2007) and
10,235,000 (2008) shares issued
and outstanding	10,210	10,235
Additional paid in capital	134,490	159,465
Accumulated deficit	(123,208)	(150,861)

Total Stockholders' Equity	21,492	18,839

Total Liabilities and Stockholders' Equity	$28,148	$18,839

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Revenue	$129,005	$37,854

Operating expenses:
Depreciation	758	758
General and administrative	177,513	64,749
	178,271	65,507

Gain (loss) from operations	(49,266)	(27,653)

Other income (expense):
	-	-

Income (loss) before
provision for income taxes	(49,266)	(27,653)

Provision for income tax	-	-

Net income (loss)	$(49,266)	$(27,653)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,210,000	10,225,625

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Stock-
	Common Stock		Paid In	Accumulated	Holders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2006	10,210,000	$10,210	$134,490	$(73,942)	$70,758

Gain (loss) for the year				(49,266)	(49,266)

Balances at December 31, 2007	10,210,000	$10,210	$134,490	$(123,208)	$21,492

Sales of common stock	25,000	25	24,975		25,000

Gain (loss) for the year				(27,653)	(27,653)

Balances at December 31, 2008	10,235,000	10,235	159,465	(150,861)	18,839

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(49,266)	$(27,653)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	758	758
Accounts receivable	9,000	1,000
Accrued payables	6,106	(6,656)
Net cash provided by (used for)
operating activities	(33,402)	(32,551)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Financing Activities:
Sales of common stock	-	25,000
Net cash provided by (used for)
financing activities	-	25,000

Net Increase (Decrease) In Cash	(33,402)	(7,551)

Cash At The Beginning Of The Period	52,723	19,321

Cash At The End Of The Period	$19,321	$11,770

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Eagle Bend Holding Company (the “Company”), was incorporated in the State of Nevada on March 1, 2005. The Company was formed to act as a holding corporation for Preserve Communication Services, Inc., a Colorado corporation actively engaged in providing investor relation and promotional services for public companies. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company. Preserve Communication Services, Inc. was incorporated in the State of Colorado on April 1, 2003. On March 10, 2005, in an acquisition classified as a transaction between parties under common control, Eagle Bend Holding Company acquired all the outstanding common shares of Preserve Communication Services, Inc. (8,910,000 Eagle Bend Holding Company common shares were issued for 7,000 common shares of Preserve Communication Services, Inc.), making Preserve Communication Services, Inc. a wholly owned subsidiary of Eagle Bend Holding Company. The results of operations of Eagle Bend Holding Company and Preserve Communication Services, Inc. have been consolidated from March 10, 2005 forward.

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
December 31, 2007 and 2008

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

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company's fixed assets at December 31, 2007 and 2008 consisted of office equipment of $999 and leasehold improvements of $4,463, with corresponding accumulated depreciation at each date of $2,635 and $3,393.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 2. RELATED PARTY TRANSACTIONS

The Company has agreements in place with two corporations related by common control, whereby the Company pays the corporations a 16.67% referral fee on revenues earned from referrals by them to the Company. In 2007 and 2008 the related party corporations were paid $22,129 and $5,450 in referral fees. The Company also paid the corporations $54,000 and $16,150 in consulting fees in 2007 and 2008.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2007	December 31, 2008

Deferred tax liability	$-	$-
Deferred tax asset arising from:
Net operating loss carryforwards	25,267	27,653
	25,267	27,653
Valuation allowance	(25,267)	(27,653)

Net Deferred Taxes	$-	$-

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	December 31, 2007	December 31, 2008

Tax at federal statutory rate (15%)	(7,390)	(4,148)
State income tax (5%)	(2,463)	(1,383)
Book to tax differences	58	-
Change in valuation allowance	9,795	5,531

	$-	$-

EAGLE BEND HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Officers and Directors

Set forth below, as of December 31, 2008, are the names of our directors and officers, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Keith Koch	55	President, Treasurer, Director

Steven R. Hinkle	56	Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION.

None of our officers or directors received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended December 31, 2006, 2007 or 2008.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Koch	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive	2007(1)	$5,400	-0-	-0-	-0-	-0-	-0-	-0-	$5,400
Officer	2006	$7,200	-0-	-0-	-0-	-0-	-0-	-0-	7,200
_____________

(1)
This represents salary paid to Mr. Koch.  Mr. Koch and Mr. Hinkle each received $600 per month in salary but are no longer paid a salary.   Otherwise we did not pay any compensation directly to our officers or directors or plan to do so in the future.

 We have oral agreements in place with two corporations affiliated with Messrs. Hinkle and Koch whereby we pay the corporations a 16.67% referral fee on revenues earned from referrals by them to us. In 2008, 2007 and 2006 the related party corporations were paid $5,450, $22,129 and $35,727 in referral fees. We also paid the corporations $16,150, $54,000 and $45,000 in consulting fees in 2008, 2007 and 2006, respectively.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 18, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 10,235,000 common shares were issued and outstanding as of March 18, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

            We have oral agreements in place with two corporations affiliated with Messrs. Hinkle and Koch whereby we pay the corporations a 16.67% referral fee on revenues earned from referrals by them to us. In 2008, 2007 and 2006 the related party corporations were paid $5,450, $22,129 and $35,727 in referral fees. We also paid the corporations $16,150, $54,000 and $45,000 in consulting fees in 2008, 2007 and 2006, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $9,500 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $8,500 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2009.

EAGLE BEND HOLDING COMPANY

By:	/s/ Keith Koch
Keith Koch, President, Chief Executive Officer,
Chief Financial and Accounting Officer, Treasurer