Form 10-Q
period 2009-03-31
Eagle Bend Holding CO
filed 2009-05-05
CIK 1419143

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 1, 2009, was 10,235,000.

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

ITEM 1.  FINANCIAL STATEMENTS

EAGLE BEND HOLDING COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

Eagle Bend Holding Company
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

EAGLE BEND HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

		Mar. 31, 2009
	Dec. 31, 2008	(Unaudited)
ASSETS

Current assets
Cash	$11,770	$6,713
Total current assets	11,770	6,713

Accounts receivable	5,000	10,000
Fixed assets	5,462	5,462
Less accumulated depreciation	(3,393)	(3,582)
	7,069	11,880

Total Assets	$18,839	$18,593

LIABILITIES &
STOCKHOLDERS' EQUITY

Total Liabilities	$-	$-

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
10,235,000 shares issued
and outstanding	10,235	10,235
Additional paid in capital	159,465	159,465
Accumulated deficit	(150,861)	(151,107)

Total Stockholders' Equity	18,839	18,593

Total Liabilities and Stockholders' Equity	$18,839	$18,593

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Revenue	$7,096	$10,503

Operating expenses:
Depreciation	189	189
General and administrative	22,580	10,560
	22,769	10,749

Gain (loss) from operations	(15,673)	(246)

Other income (expense):
	-	-

Income (loss) before
provision for income taxes	(15,673)	(246)

Provision for income tax	-	-

Net income (loss)	$(15,673)	$(246)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,210,000	10,235,000

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(15,673)	$(246)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	189	189
Prepaid expenses
Accounts receivable	3,500	(5,000)
Accrued payables	(6,656)
Net cash provided by (used for)
operating activities	(18,640)	(5,057)

Cash Flows From Investing Activities:
Fixed assets
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE BEND HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(18,640)	(5,057)

Cash At The Beginning Of The Period	19,321	11,770

Cash At The End Of The Period	$681	$6,713

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

 Our address is 5445 DTC Parkway, Suite 940, Greenwood Village, Colorado 80111.  Our telephone number is (720) 488-5409.

Results of Operations

       For the three months ended March 31, 2009, revenues were $10,503. For the three months ended March 31, 2008, revenues were $7,096.

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

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended March 31, 2009 were $10,749. Our operating expenses for the three months ended March 31, 2008 were $22,769.  The major components of operating expenses include salaries, rental of data base, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three  ended March 31, 2009, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   As a result of the foregoing, we had a net loss of $246 ($0.00 per share) for the three months ended March 31, 2009 compared to a net loss of $15,673 ($0.00 per share) for the three months ended March 31, 2008.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash or cash equivalents of $6,713, compared to $681 in cash or cash equivalents as of March 31, 2008.

Net cash used for operating activities was $5,057 for the three months ended March 31, 2009 compared net cash used for operating activities of $18,640 for the three months ended March 31, 2008. The major difference was our net income for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Cash flows provided by or used for investing activities were $-0- for all relevant periods.

Cash flows provided by or used for financing activities were $-0- for all relevant periods.

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

Plan of Operation

Our plan for the next twelve months beginning April 1, 2009 is to increase our marketing program and thereby increase our revenues. With these increased revenues, we hope to be able to operate at a profit or at break even by the end of the twelve month period. Our plan is to generate more revenue to become profitable in our operations. In addition, we plan to use our referral sources to develop business.

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

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable on a quarterly basis by the end of 2009. We plan to do so with increased marketing, which we believe will generate increased revenue. We estimate that we must generate approximately $85,000 in sales per year to be profitable. Our consulting agreement with Iptimize could be worth as much as $120,000 per year to us, and should get us close to profitability, assuming we can sell the securities portion of our compensation at a favorable price.  We must sell the securities we receive under the contract to generate cash, but believe that there is a sufficient market in these securities for us to realize the equivalent of $5,000 per month in sales during the life of the agreement. However, given the current state of the market and Iptimize’s thin market capitalization, we may not be able to sell the shares at a favorable price, or at any price, which would correspondingly reduce the revenues we will receive under this contract. Nevertheless, we believe that the development of revenue is the only significant variable in our ability to become profitable.

Our new model is to focus on fewer and higher paying clients. In August, 2008, we signed a consulting agreement through our wholly-owned subsidiary with Iptimize, Inc., a public company. This contract, which began on September 1, 2008, runs through August 31, 2009. The potential revenue from this agreement  is  $10,000 per month, allocated equally between cash and securities. This is our new revenue model, which we believe could result in our operations becoming profitable by the end of 2009, provided that we can keep our general and administrative costs under control and can generate an additional client at the same revenue level.

            We have only recently been profitable. However, we believe that we can be profitable on a consistent quarterly basis at the end of 2009, assuming sufficient revenue. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $85,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Koch and Mr. Hinkle have agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Not applicable.

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

We have had a history of losses and may continue to have losses in the future.  We were not profitable in our most recent fiscal quarter ended March 31, 2009. As a result, we may never become consistently profitable, and we could go out of business.

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

*     departures of key personnel.

Of our total outstanding shares as of April 1, 2009, a total of 7,910,000, or approximately 87%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2009.

EAGLE BEND HOLDING COMPANY

By:	/s/ Keith Koch
Keith Koch
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)